Form 10-K
period 2004-12-31
VOLKSWAGEN AUTO LEASE UNDERWRITTEN FUNDING LLC; VW CREDIT LEASING LTD; Volkswagen Auto Lease Trust 2004-A
filed 2005-03-31
CIK 1182534, 1202610, 1303023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No.	333-117089
333-117089-01
333-117089-02

Volkswagen Auto Lease Trust 2004-A

(Issuer with respect to the Notes)

Volkswagen Auto Lease Underwritten Funding, LLC

(Originator of the Note Issuer and Transferor of Transaction SUBI Certificate to the Note Issuer)
(Exact name of registrant as specified in its charter)

VW Credit Leasing, LTD

(Issuer with respect to the Transaction SUBI Certificate)

State of Delaware	11-365048-3
38-6738618
20-6291530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Issuer does not have any voting stock. Documents incorporated by reference: See Item 15(b)

FORM 10-K

PART 1

Item 1. Business.

This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Lease Trust 2004-A (the “Trust”), a Delaware statutory trust formed pursuant to a Trust Agreement, dated as of September 3, 2004, amended and restated as of September 29, 2004, between Volkswagen Auto Lease Underwritten Funding, LLC (the “Transferor”) and The Bank of New York (Delaware), as owner trustee (the “Owner Trustee”). The Trust issued $1,500,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4-A, and A-4-B (the “Notes”) pursuant to an Indenture, dated as of September 29, 2004 between the Trust and Citibank, N.A. as indenture trustee (the “Indenture Trustee”).

Item 2. Properties.

The assets of the Trust include the Transaction SUBI, which is a beneficial interest in VW Credit Leasing, Ltd. (the “Origination Trust”), which represents rights in a pool of closed-end retail automobile lease contracts and the related leased vehicles. The Origination Trust is a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement dated as of June 2, 1999 among VW Credit, Inc., as settlor and initial beneficiary, U.S. Bank National Association, as UTI trustee and administrative trustee, and Wilmington Trust Company, as Delaware trustee.

See Item 15.

The following tables set forth the number and aggregate principal amount of delinquent and defaulted SUBI contracts, the delinquency rates, and aggregate net losses on the SUBI contracts of the Volkswagen Auto Lease Trust 2004-A as of December 31, 2004:

     1. Delinquent Contracts:

	Contracts	Amount ($000’s)
a. 31 – 60 Days Delinquent	780	13,803
b. 61 – 90 Days Delinquent	123	2,195
c. 91 Days or More Delinquent	118	2,221

     2. Delinquency Ratio:

Amount ($000’s)
a. Delinquent Balance	18,219
b. Total Pool Balance	1,550,413
c. Delinquency Ratio	1.18%

     3. Defaulted Contracts:

	Contracts	Amount ($000’s)
a. For the Year Ended December 31, 2004	187	3,488

     4. Aggregate Net Losses For the Year Ended December 31, 2004:

Amount ($000’s)
a. Original Portfolio	1,709,402
b. Residual Net Losses	13
c. Residual Loss Ratio	0.00%
d. Credit Net Losses	498
e. Credit Loss Ratio	0.03%

Item 3. Legal Proceedings.

There were no material legal proceedings involving the Trust or the Origination Trust, or to the extent relating to the Trust or the Origination Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2004, or as of the date of this report.

Item 4. Submission of Matters To A Vote Of Security Holders.

No votes or consents of Noteholders were solicited during fiscal year 2004 for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a) The holder of record of all offered Notes as of December 31, 2004 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2004, there were less than 300 holders of record of each Class of Notes.

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

Not applicable.

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

Item 13. Certain Relationships And Related Transactions.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Reports on Forms 8-K during the year ending December 31, 2004:

Date	Items Reported
October 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
November 22, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
December 20, 2004	Items 8.01, 9.01, Monthly Servicer’s Report*
January 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*

*	Incorporated by reference.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

VOLKSWAGEN AUTO LEASE UNDERWRITTEN
FUNDING, LLC

By: VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty
Name: Timothy J. Flaherty
Title: Assistant Treasurer

VOLKSWAGEN AUTO LEASE TRUST 2004-A

By: VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty
Name: Timothy J. Flaherty
Title: Assistant Treasurer

VW CREDIT LEASING, LTD

By: VW CREDIT, INC., as Servicer

By:	/s/ Timothy J. Flaherty
Name: Timothy J. Flaherty
Title: Assistant Treasurer

EXHIBIT INDEX

Exhibit 31: Certification of Officer of Servicer Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2004.

Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, L.L.P.

Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2004 through December 2004.