Form 10-K
period 2009-12-31
VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC; Volkswagen Auto Loan Enhanced Trust 2008-2
filed 2010-03-30
CIK 1182534, 1449636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
333-133770-06
(Commission File Number of Issuing Entity)
Volkswagen Auto Loan Enhanced Trust 2008-2
(Exact name of Issuing Entity as specified in its charter)
Volkswagen Auto Lease/Loan Underwritten Funding, LLC
(Exact name of Depositor as specified in its charter)
VW Credit, Inc.
(Exact name of Sponsor as specified in its charter)

State of Delaware	11-3650483
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of	Identification No. of Registrant)
Registrant)

2200 Ferdinand Porsche Drive	20171
Herndon, Virginia	(Zip Code of Registrant)
(Address of principal executive offices of Registrant)
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
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☑	Smaller reporting company: ☐
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

PART 1
(A) Item 1 Business
(B) Item 1A Risk Factors
(C) Item 2 Properties
(D) Item 3 Legal Proceedings
Item 1B. Unresolved Staff Comments
PART II
(A) Item 4 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(B) Item 5 Selected Financial Data
(C) Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations
(D) Item 6A Quantitative and Qualitative Disclosures About Market Risk
(E) Item 7 Financial Statements and Supplementary Data
(F) Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
(G) Item 8A Controls and Procedures
Item 8A(T). Controls and Procedures
Item 8B. Other Information
PART III
(A) Item 9 Directors, Executive Officers and Corporate Governance
(B) Item 10 Executive Compensation
(C) Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(D) Item 12 Certain Relationships and Related Transactions, and Director Independence
(E) Item 13 Principal Accounting Fees and Services
PART IV
Item 14. Exhibits and Financial Statement Schedules
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
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
Item 1B. Unresolved Staff Comments.
Not Applicable.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:
(A) Item 4 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B) Item 5 Selected Financial Data.
(C) Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D) Item 6A Quantitative and Qualitative Disclosures About Market Risk.
(E) Item 7 Financial Statements and Supplementary Data.
(F) Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G) Item 8A Controls and Procedures.
Item 8A(T). Controls and Procedures.
Not Applicable.
Item 8B. Other Information.
None.
PART III
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:
(A) Item 9 Directors, Executive Officers and Corporate Governance.
(B) Item 10 Executive Compensation.
(C) Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D) Item 12 Certain Relationships and Related Transactions, and Director Independence.
(E) Item 13 Principal Accounting Fees and Services.
PART IV
Item 14. Exhibits and Financial Statement Schedules.
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
Not Applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Not Applicable.
Item 1117 of Regulation AB. Legal Proceedings.
No legal proceedings are pending against any of VW Credit, Inc. (in its capacity as the sponsor (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Originator”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator (the “Administrator”) of Volkswagen Auto Loan Enhanced Trust 2008-2 (the “Issuing Entity”)), Volkswagen Auto Lease/Loan Underwritten Funding, LLC (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”), Deutsche Bank Trust Company Delaware (the “Owner Trustee”), or the Issuing Entity or of which any property of the foregoing is the subject that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.
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
The Servicer complied in all material respects with the servicing criteria applicable to it, except that on February 28, 2009 a process control deficiency was identified when two payments transferred to the collection account on the third business day versus the two business day requirement, however, sufficient funds were being transferred on a daily basis resulting in no impact to the Noteholders. A monthly reconciliation process is in place to identify these types of deposits and the above mentioned deficiency was detected during the Company’s monthly reconciliation process.
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
March 26, 2010

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2008-2
By:	VW Credit, Inc., as Servicer

By:	/s/ Andrew Stuart
Andrew Stuart
Executive Vice President & CFO (senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of KPMG, on behalf of Citibank, N.A.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2009.